Form 10-Q
period 2026-06-30
Grayscale Dogecoin Trust ETF
filed 2026-08-04
CIK 2055510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 834,700

Grayscale® DOGEcoin Trust ETF

Table of Contents

		Page
	Forward-Looking Statements	3

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4

	Statements of Assets and Liabilities at June 30, 2026 and December 31, 2025	4

	Schedules of Investment at June 30, 2026 and December 31, 2025	5

	Statements of Operations for the Three Months Ended June 30, 2026 and 2025, the Six Months Ended June 30, 2026 and the Period from January 30, 2025 (the Commencement of the Trust’s Operations) to June 30, 2025	6

	Statements of Changes in Net Assets for the Three Months Ended June 30, 2026 and 2025, the Six Months Ended June 30, 2026 and the Period from January 30, 2025 (the Commencement of the Trust’s Operations) to June 30, 2025	7

	Notes to the Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

GLOSSARY OF DEFINED TERMS		25

SIGNATURES		29

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Grayscale DOGECOIN Trust ETF

StatementS of Assets and Liabilities (Unaudited)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in DOGE, at fair value (cost $14,561 and $6,061 as of June 30, 2026 and December 31, 2025, respectively)	$7,585	$3,915
Total assets	$7,585	$3,915
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$7,585	$3,915
Shares issued and outstanding, no par value (unlimited Shares authorized)	894,700	284,700
Principal Market NAV per Share	$8.48	$13.75

See accompanying notes to the unaudited financial statements.

Grayscale DOGECOIN Trust ETF

ScheduleS of Investment (Unaudited)

(Amounts in thousands, except quantity of DOGE and percentages)

June 30, 2026
	Quantity of DOGE	Cost	Fair Value	% of Net Assets
Investment in DOGE	105,075,919.69900070	$14,561	$7,585	100%
Total Investment		$14,561	$7,585	100%
Net assets			$7,585	100%

December 31, 2025
	Quantity of DOGE	Cost	Fair Value	% of Net
				Assets
Investment in DOGE	33,476,017.83997657	$6,061	$3,915	100%
Total Investment		$6,061	$3,915	100%
Net assets			$3,915	100%

See accompanying notes to the unaudited financial statements.

Grayscale DOGECOIN Trust ETF

StatementS of Operations (Unaudited)

(Amounts in thousands)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	7	12	13	20
Gross expenses	7	12	13	20
Sponsor's Fee Waiver, related party	-	-	(4)	-
Net expenses	7	12	9	20
Net investment loss	(7)	(12)	(9)	(20)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in DOGE sold to pay expenses	(4)	(4)	(5)	(6)
Net realized gain (loss) on investment in DOGE sold for redemption of Shares	-	-	-	-
Net change in unrealized appreciation/depreciation on investment in DOGE	(2,412)	26	(4,830)	(875)
Net realized and unrealized (loss) gain on investment	(2,416)	22	(4,835)	(881)
Net (decrease) increase in net assets resulting from operations	$(2,423)	$10	$(4,844)	$(901)

See accompanying notes to the unaudited financial statements.

Grayscale DOGECOIN Trust ETF

Statements of Changes in Net Assets (Unaudited)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2025
(Decrease) increase in net assets from operations:
Net investment loss	$(7)	$(12)	$(9)	$(20)
Net realized loss on investment in DOGE sold to pay expenses	(4)	(4)	(5)	(6)
Net realized gain (loss) on investment in DOGE sold for redemption of Shares	-	-	-	-
Net change in unrealized appreciation/depreciation on investment in DOGE	(2,412)	26	(4,830)	(875)
Net (decrease) increase in net assets resulting from operations	(2,423)	10	(4,844)	(901)
Increase in net assets from capital share transactions:
Shares issued	3,249	24	8,514	2,786
Shares redeemed	-	-	-	-
Net increase in net assets resulting from capital share transactions	3,249	24	8,514	2,786
Total increase in net assets from operations and capital share transactions	826	34	3,670	1,885
Net assets:
Beginning of period	6,759	1,851	3,915	-
End of period	$7,585	$1,885	$7,585	$1,885
Change in Shares outstanding(1):
Shares outstanding at beginning of period	624,700	93,450	284,700	-
Shares issued	270,000	1,250	610,000	94,700
Shares redeemed	-	-	-	-
Net increase in Shares	270,000	1,250	610,000	94,700
Shares outstanding at end of period	894,700	94,700	894,700	94,700
(1)
Share amounts have been retroactively adjusted to reflect the 1-for-4 Reverse Share Split of the Trust’s issued and outstanding Shares completed on October 20, 2025.

See accompanying notes to the unaudited financial statements.

Grayscale DOGECOIN Trust ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Dogecoin Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on January 27, 2021 and commenced operations on January 30, 2025. The Trust’s investment objective is for the value of the Shares (based on the DOGE per Share) to reflect the value of the DOGE held by the Trust, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for DOGE.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026 and the period from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in DOGE	$7,585	$7,585	$-	$-
December 31, 2025
Assets
Investment in DOGE	$3,915	$3,915	$-	$-

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

3. Fair Value of DOGE

DOGE is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 105,075,919.69900070 and 33,476,017.83997657 DOGE, respectively.

The Trust determined the fair value per DOGE to be $0.07 and $0.12 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of DOGE and the respective fair value:

(Amounts in thousands, except DOGE amounts)	Quantity	Fair Value
Balance at January 30, 2025 (the Commencement of the Trust's Operations)	-	$-
DOGE contributed	11,353,765.43592000	2,786
DOGE distributed for Sponsor’s Fee, related party	(106,695.50628330)	(20)
Net change in unrealized appreciation/depreciation on investment in DOGE	-	(875)
Net realized loss on investment in DOGE sold to pay expenses	-	(6)
Balance at June 30, 2025	11,247,069.92963670	$1,885

(Amounts in thousands, except DOGE amounts)	Quantity	Fair Value
Balance at December 31, 2025	33,476,017.83997657	$3,915
DOGE contributed	71,700,599.91043720	8,514
DOGE redeemed	-	-
DOGE distributed for Sponsor’s Fee, related party	(100,698.05141305)	(9)
Net change in unrealized appreciation/depreciation on investment in DOGE	-	(4,830)
Net realized loss on investment in DOGE sold to pay expenses	-	(5)
Net realized gain (loss) on investment in DOGE sold for redemption of Shares	-	-
Balance at June 30, 2026	105,075,919.69900070	$7,585

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of DOGE to the Trust or the distribution of DOGE by the Trust. The amount of DOGE required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of DOGE owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of DOGE representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 117.4426 and 117.5835 of one DOGE at June 30, 2026 and December 31, 2025,

respectively. The decrease in the amount of DOGE represented by each Share is primarily a result of the periodic withdrawal of DOGE to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025(1)	Six Months Ended June 30, 2026	January 30, 2025 (the Commencement of the Trust’s Operations) to June 30, 2025(1)
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	270,000	1,250	610,000	94,700
Shares redeemed	-	-	-	-
Net Change in Number of Shares Issued and Redeemed	270,000	1,250	610,000	94,700

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025(1)	Six Months Ended June 30, 2026	January 30, 2025 (the Commencement of the Trust’s Operations) to June 30, 2025(1)
Activity in Value of Shares Issued and Redeemed:
Shares issued	$3,249	$24	$8,514	$2,786
Shares redeemed	-	-	-	-
Net Change in Value of Shares Issued and Redeemed	$3,249	$24	$8,514	$2,786
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

	As of June 30,
(Amounts in thousands)	2026	2025
DOGE receivable	$-	$-

DOGE payable represents the value of DOGE covered by contractually binding orders for the redemption of Shares where the DOGE has not yet been transferred out of the Trust’s account. Generally, ownership of the DOGE is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 3,097 and 12,033 Shares of the Trust were held by related parties of the Trust, respectively.

On November 20, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Third Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective November 24, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in DOGE, daily in arrears. The amount of DOGE payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of DOGE used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of DOGE is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026 and the period from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $7,302 and $12,873, respectively. For the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2026 and the period from January 30, 2025 (the commencement of the Trust's operations) to June 30, 2025, the Trust incurred Sponsor’s Fees of $9,510 and $20,393, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026 and the period from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2025(1)
Per Share Data:
Principal Market NAV, beginning of period	$10.82	$19.81	$13.75	$39.73
Net decrease in net assets from investment operations:
Net investment loss	(0.01)	(0.14)	(0.01)	(0.24)
Net realized and unrealized loss	(2.33)	0.24	(5.26)	(19.58)
Net decrease in net assets resulting from operations	(2.34)	0.10	(5.27)	(19.82)
Principal Market NAV, end of period	$8.48	$19.91	$8.48	$19.91
Total return	-21.63%	0.50%	-38.33%	-49.89%
Ratios to average net assets:
Net investment loss	-0.35%	-2.50%	-0.25%	-2.50%
Gross Expenses	-0.35%	-2.50%	-0.35%	-2.50%
Net Expenses	-0.35%	-2.50%	-0.25%	-2.50%
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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended June 30, 2026 and 2025, the Six Months Ended June 30, 2026 and the Period from January 30, 2025 (the Commencement of the Trust’s Operations) to June 30, 2025

(All amounts in the following table and the subsequent paragraphs, except Share, DOGE and price of DOGE amounts, are in thousands)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2025
Net realized and unrealized (loss) gain on investment in DOGE	$(2,416)	$22	$(4,835)	$(881)
Net (decrease) increase in net assets resulting from operations	$(2,423)	$10	$(4,844)	$(901)
Net assets(1)	$7,585	$1,885	$7,585	$1,885
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of DOGE on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in DOGE for the three months ended June 30, 2026 was ($2,416), which includes a realized loss of ($4) on the transfer of DOGE to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in DOGE of ($2,412). Net realized and unrealized loss on investment in DOGE for the period was driven by DOGE price depreciation from $0.09 per DOGE as of March 31, 2026, to $0.07 per DOGE as of June 30, 2026. Net decrease in net assets resulting from operations was ($2,423) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in DOGE, plus the net investment loss of $7. Net assets increased to $7,585 at June 30, 2026, a 12% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 31,722,610 DOGE with a value of $3,249 to the Trust in connection with Share creations during the period, partially offset by the aforementioned DOGE price depreciation and the withdrawal of approximately 77,148 DOGE to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in DOGE for the three months ended June 30, 2025 was $22, which includes a realized loss of ($4) on the transfer of DOGE to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in DOGE of $26. Net realized and unrealized gain on investment in DOGE for the period was driven by DOGE price appreciation from $0.17 per DOGE as of March 31, 2025, to $0.17 per DOGE as of June 30, 2025. Net increase in net assets resulting from operations was $10 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in DOGE, less the net investment loss of $12. Net assets increased to $1,885 at June 30, 2025, a 2% increase for the three-month period. The increase in net assets resulted from the aforementioned DOGE price appreciation and the contribution of approximately 149,027 DOGE with a value of $24 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 69,965 DOGE to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in DOGE for the six months ended June 30, 2026 was ($4,835), which includes a realized loss of ($5) on the transfer of DOGE to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in DOGE of ($4,830). Net realized and unrealized loss on investment in DOGE for the period was driven by DOGE price depreciation from $0.12 per DOGE as of December 31, 2025, to $0.07 per DOGE as of June 30, 2026. Net decrease in net assets resulting from operations was ($4,844) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in DOGE, plus the net investment loss of ($9). Net assets increased to $7,585 at June 30, 2026, a 94% increase for the six-month period. The increase in net assets resulted from the contribution of approximately 71,700,600 DOGE with a value of $8,514 to the Trust in connection with Share creations during the period, partially offset by the aforementioned DOGE price depreciation and the withdrawal of approximately 100,698 DOGE to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in DOGE for the period from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2025 was ($881), which includes a realized loss of ($6) on the transfer of DOGE to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in DOGE of ($875). Net realized and unrealized loss on investment in DOGE for the period was driven by DOGE price depreciation from $0.33 per DOGE as of January 30, 2025 (the commencement of the Trust’s operations), to $0.17 per DOGE as of June 30, 2025. Net decrease in net assets resulting from operations was ($901) for the period from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2025, which consisted of the net realized and unrealized loss on investment in DOGE, plus the net investment loss of $20. Net assets increased to $1,885 at June 30, 2025. The increase in net assets resulted from the contribution of approximately 11,353,765 DOGE with a value of $2,786 to the Trust in connection with Share creations during the period, partially offset by the aforementioned DOGE price depreciation and the withdrawal of approximately 106,696 DOGE to pay the foregoing Sponsor’s Fee.

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

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of DOGE on principal market	$0.07	$0.17
Principal Market NAV per Share(1)(2)	$8.48	$19.91
Principal Market NAV(2)	$7,585,431	$1,885,234
Index Price	$0.07	$0.17
NAV per Share(3)	$8.48	$19.92
NAV(3)	$7,589,108	$1,886,404

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
(3)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, and OKX. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital, and OKX. See “Item 1. Business—Overview of the Dogecoin Industry and Market—DOGE Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to October 20, 2025) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to October 20, 2025) from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Dogecoin Industry and Market—DOGE Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2025	$0.20	$0.33	1/30/2025	$0.14	4/8/2025	$0.17	$0.17
Twelve Months Ended June 30, 2026	$0.15	$0.29	9/13/2025	$0.07	6/30/2026	$0.07	$0.07
January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2026	$0.16	$0.33	1/30/2025	$0.07	6/30/2026	$0.07	$0.07

The following table illustrates the movements in the Digital Asset Market price of DOGE, as reported on the Trust’s principal market, from January 30, 2025 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2025	$0.20	$0.33	1/30/2025	$0.14	4/8/2025	$0.17	$0.17
Twelve months ended June 30, 2026	$0.15	$0.29	9/13/2025	$0.07	6/30/2026	$0.07	$0.07
January 30, 2025 (the Commencement of the Trust's Operations) to June 30, 2026	$0.16	$0.33	1/30/2025	$0.07	6/30/2026	$0.07	$0.07

Effective as of November 24, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from November 24, 2025 to June 30, 2026.

GDOG Premium/(Discount): GDOG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from November 24, 2025 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GDOG Redeemed	Average Price Paid per Share of GDOG(1)
April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	-	-
June 1, 2026 - June 30, 2026	-	-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Dogecoin Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer) *

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.